Form 10QSB
period 1996-05-31
HARVEY UNIVERSAL INC
filed 1996-07-12
CIK 911671

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON,  DC 20549

                                    FORM  10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                       Commission File Number    1-12420
                                              ---------------

                                HARVEY UNIVERSAL, INC.
          (Exact name of small business issuer as specified in its charter)

              Delaware                           33-0570307
     --------------------------------        ----------------------
    (State or other jurisdiction of          ( I.R.S. Employer
    incorporation or organization)           Identification Number)

    1805 West 208th Street, Torrance, California          90501
    --------------------------------------------      ------------
        (Address of principal executive offices)      (Zip Code)

    Issuer's telephone number, including area code  (310) 328 - 9000
                                                    ----------------
                                         NONE
                ------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No
                                    -------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 5, 1996:

     Common Stock, $0.01 Par Value                5,000,000
     -----------------------------          ----------------------
                Class                         Number of Shares

Transitional Small Business Disclosure Format:   Yes        No   X
                                                     -------   -------

                                HARVEY UNIVERSAL, INC.
                               Condensed Balance Sheet

                                     May 31, 1996

                                     (Unaudited)


                                        ASSETS


Current assets:
   Cash and Cash Equivalents                                                      $      1,911
   Trade accounts receivable, less allowance for doubtful accounts of $16,252            5,138
   Inventories                                                                         385,658
   Prepaid expenses and other current assets                                            26,153
                                                                                    --------------

           Total current assets                                                        478,859
                                                                                    --------------

Property and equipment, at cost:
   Machinery and equipment                                                             754,018
   Leasehold improvements                                                              281,942
                                                                                    --------------
                                                                                     1,035,960
   Less accumulated depreciation and amortization                                     (764,145)
                                                                                    --------------

           Net property and equipment                                                  271,815
                                                                                    --------------

Other assets                                                                            57,967
                                                                                    --------------

Total assets                                                                      $    808,642
                                                                                    --------------
                                                                                    --------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note Payable                                                                   $    277,475
   Accounts payable                                                                    454,180
   Accrued expenses                                                                    239,598
                                                                                    --------------
           Total current liabilities                                                   971,253
                                                                                    --------------


Stockholders' equity:
   Common stock, $.01 par value.  Authorized 15,000,000 shares;
   issued and outstanding 5,000,000 shares                                              50,000
   Additional paid-in capital                                                       13,788,347
   Litigation Settlement                                                                75,000
   Accumulated deficit                                                             (14,075,958)
                                                                                    --------------

           Net stockholders' equity
                                                                                      (162,611)
                                                                                    --------------

           Total liabilities and equity                                           $     808,642
                                                                                    --------------
                                                                                    --------------

See accompanying notes to condensed financial statements.

                                HARVEY UNIVERSAL, INC.
                          Condensed Statements of Operations

                                     (Unaudited)
                                                      THREE MONTHS ENDED

                                               --------------------------------
                                                  5/31/95         5/31/96
                                               ---------------  ---------------

Net sales                                    $       214,289         322,815
Cost of sales                                        128,920         194,755
                                               ---------------  ---------------

           Gross profit                               85,369         128,060
Operating expenses:
  Selling, general and administrative                923,765         435,951
  Research and development                            90,020          18,535
                                               ---------------  ---------------
           Total Operating Expenses                1,013,785         454,486
                                               ---------------  ---------------

           Loss from Operations                     (928,416)       (326,426)
                                               ---------------  ---------------
Other income (expense):
  Interest income                                      5,117             207
  Interest expense                                   (17,680)         (5,724)
                                               ---------------  ---------------
           Total Other Income(expense)               (12,563)         (5,517)

           Loss before income tax expense           (915,853)       (331,943)
Income tax expense                                        --               0
                                               ---------------  ---------------
           Net loss                          $      (915,853)       (331,943)
                                               ---------------  ---------------
                                               ---------------  ---------------

           Net loss per common share         $          (.19)           (.07)
                                               ---------------  ---------------
                                               ---------------  ---------------


Weighted average common shares outstanding         4,902,174       5,000,000
                                               ---------------  ---------------
                                               ---------------  ---------------


See accompanying notes to condensed financial statements.

                                HARVEY UNIVERSAL, INC.
                          Condensed Statements of Operations

                                     (Unaudited)

                                                        SIX MONTHS ENDED

                                                -------------------------------
                                                  5/31/95          5/31/96
                                                ---------------  --------------

Net sales                                     $      354,703         544,889
Cost of sales                                        207,964         309,882
                                                ---------------  --------------

            Gross profit                             146,739         235,007

Operating expenses:
  Selling, general and administrative              1,679,544         923,070
  Research and development                           147,947          40,985
                                                ---------------  --------------
            Total Operating Expenses               1,827,491         964,055
                                                ---------------  --------------

            Loss from Operations                  (1,680,752)       (729,048)
                                                ---------------  --------------
Other income (expense):
  Interest income                                     17,715             350
  Interest expense                                   (22,853)        (10,277)
                                                ---------------  --------------
            Total Other Income(expense)               (5,138)         (9,927)

            Loss before income tax expense        (1,685,890)       (331,943)
Income tax expense                                       (28)            800
                                                ---------------  --------------
            Net loss                          $   (1,685,863)       (739,775)
                                                ---------------  --------------
                                                ---------------  --------------

            Net loss per common share         $         (.34)           (.15)
                                                ---------------  --------------
                                                ---------------  --------------

Weighted average common shares outstanding         4,902,174       5,000,000
                                                ---------------  --------------
                                                ---------------  --------------

See accompanying notes to condensed financial statements.

                                HARVEY UNIVERSAL, INC.
                          Condensed Statements of Cash Flows

                                     (Unaudited)


                                                        SIX MONTHS ENDED

                                                -------------------------------
                                                   5/31/95          5/31/96
                                                ---------------  --------------

Cash flows from operating activities:
   Net loss                                   $   (1,685,863)       (739,775)
                                                ---------------  --------------

Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation and amortization                     112,471          70,283

   (Increase) decrease in assets:
     Trade accounts receivable                         3,229          (7,334)
     Inventories                                     120,717          73,139
     Prepaids and other assets                       102,418          29,504
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses          (755,581)        167,272

     Other liabilities                                     0
                                                ---------------  --------------
        Total adjustments                           (416,746)        332,864

                                                ---------------  --------------
        Net cash used by operating activities     (2,102,609)       (406,911)
                                                ---------------  --------------
Cash flows from investing activities - purchase
  of property and equipment                           (3,122)          9,491
                                                ---------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable                 $     (385,000)        277,475
  Issuance of Common Stock                         3,628,642               0
  Repayment of Cap Lease Obligation                  (21,660)        (27,878)
                                                ---------------  --------------
           Net cash provided by financing
             activities                            3,221,982         249,597
                                                ---------------  --------------

           Net increase (decrease) in cash         1,116,251        (147,823)

Cash at beginning of period                           12,436         149,733
                                                ---------------  --------------
Cash at end of period                         $    1,128,687           1,911
                                                ---------------  --------------
                                                ---------------  --------------

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
    Interest                                  $       22,853          10,277
    Income taxes                                          --             800
                                                ---------------  --------------
                                                ---------------  --------------

See accompanying notes to condensed financial statements.

                                HARVEY UNIVERSAL, INC.
                 Notes to Condensed Financial Statements  (Unaudited)


(1)  BASIS OF PRESENTATION AND GENERAL INFORMATION

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. As contemplated by the Securities and Exchange Commission under Item 310 of Regulation SB, the accompanying financial statements and related notes have been condensed and do not contain certain information that will be included in the company's annual financial statements and notes thereto. For further information refer to the financial statements and related notes in Form 10-KSB for the year ended November 30, 1995.

(2) GOING CONCERN

The Company's losses and cash usage raise substantial doubt about the entity's ability to continue as a going concern. The Company is currently attempting to arrange additional equity or debt financing; however, there can be no assurances that the Company will be able to obtain financing on terms which are suitable to the Company.

(3)  LITIGATION

A securities class action was filed against the Company in October 1994. While the Company believes the allegations are without merit and the Company otherwise has valid defenses to the plaintiff's claims, on October 12, 1995 the Company entered into an agreement to settle the class action suit rather than continue the litigation process. Under the terms of the agreement, the Company will issue 200,000 shares of common stock to the plaintiff class. In addition, the Company's insurance carrier will provide a cash payment of $500,000 to the class.
The settlement was approved by the court in January 1996 and became final in February 1996. At the time, the Company's common stock was trading at 3/8; accordingly, the Company recorded a litigation settlement expense of $75,000 for the 200,000 shares to be issued. The Company is presently seeking approval from various jurisdictions with respect to the issuance of these shares;
accordingly, the value of the shares to be issued has been credited to litigation settlement until such time as they are issued.

(4)  SIGNIFICANT CUSTOMER

The Company had sales to one significant customer, N.S. International Ltd., during the three months period ending May 31, 1996 which accounted for 36% of total sales.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company develops, manufactures and markets environmentally safe biotechnology, cleaning, metal preparation and specialty products.

RESULTS OF OPERATIONS
The Company generated revenues of $322,815 and a net loss of $331,943 for the second quarter of fiscal 1996 versus revenues of $214,289 and a loss of $915,853 in the second quarter of 1995.

                                 Revenues by Market
                                      ($000's)

                  Three Months Ended         Three Months Ended
                  May 31, 1995               May 31, 1996
                  ------------------------   ------------------------

Retail                  $  61         28%          $  24          7%
Industrial                 88         41%             46         14%
Export                     66         31%            253         79%
                          ---        ----            ---         ---
Total                    $215        100%           $323        100%



                  Six Months Ended           Six Months Ended
                  May 31, 1995               May 31, 1996
                  ------------------------   -------------------------

Retail                 $  125         35%          $  56         10%
Industrial                153         43%             93         17%
Export                     77         22%            396         73%
                          ---        ----            ---         ---
Total                    $355        100%           $545        100%


Export sales accounted for the sales increase between the second quarter of 1995 and 1996. In addition to shipments to Japan, export sales included shipments to Taiwan and Thailand.

The Company's retail business declined since the Company is no longer pursuing new domestic retail accounts. The Company is continuing to ship to certain existing retail accounts. There was a decrease in industrial sales due to lower promotional spending in that area.

The gross profit margin increased slightly from 441 in the second quarter of fiscal 1995 to 43% in the second quarter of 1996. This was due primarily to under absorbed manufacturing overhead in the second quarter of 1995 due to lower than planned manufacturing activity.

Selling, general and administrative expenses as well as research and development expenses decreased in the second quarter of 1996 compared to the prior year. This was due to further personnel cuts and other expense reductions. The Company currently has 11 employees versus 25 employees a year ago.

PLAN OF OPERATION
The Company's plan of operations for the next twelve months is to expand its export business primarily to Japan, develop strategic marketing relationships with established companies and to focus its domestic marketing efforts on the industrial markets. The Company expects Japan to represent a significant portion of 1996 sales. The Company is attempting to expand distribution of hospital janitorial supplies, general janitorial supplies, car care products, personal sanitizer, hand protectant and cutting oil freshener in Japan. The Company is also seeking to expand sales of its cleaning products in Japan through Seiko Sangyo and other importer/distributors.

The Company is pursuing strategic relationships with other companies. The Company announced the completion of its first strategic alliance in February 1996. Dispense All, Inc. of Tulsa, Oklahoma will market Harvey's products with their condiment dispensing units as well as marketing Harvey's cleaners on an exclusive basis to food service distributors in the U.S. and Canada.



LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1996 the Company had cash of $1,911 and working capital deficit of $555,137. Liquidity is further impaired as $385,658 of current assets are represented by inventories.

The Company's losses and cash usage raise substantial doubt about the entity's ability to continue as a going concern. The Company is currently attempting to arrange additional equity or debt financing; however, there can be no assurances that the Company will be able to obtain additional financing on terms which are suitable to the Company.

                                HARVEY UNIVERSAL, INC.




PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.   See disclosure in Form 10-KSB for the year ended
November 30, 1995.

ITEM 2.  CHANGES IN SECURITIES.  None

ITEM 3.  DEFAULTS UPON SECURITIES.   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  None




                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HARVEY UNIVERSAL, INC.


                                      By:   /s/  Mikio Abe
                                           -------------------------
                                           Mikio Abe
                                           President,  and a duly authorized
                                           signatory