Form 10QSB
period 1996-08-31
HARVEY UNIVERSAL INC
filed 1996-10-15
CIK 911671

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON,  DC 20549

                                    FORM  10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                        Commission File Number         1-12420
                                               ----------------------

                                HARVEY UNIVERSAL, INC.
          (Exact name of small business issuer as specified in its charter)

             Delaware                           33-0570307
    -------------------------------         -----------------------
    (State or other jurisdiction of         ( I.R.S. Employer
    incorporation or organization)          Identification Number)

    1805 West 208th Street, Torrance, California             90501
    --------------------------------------------           ----------
      (Address of principal executive offices)             (Zip Code)

    Issuer's telephone number, including area code   (310) 328 - 9000

                                         NONE
 ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 5, 1996:

        Common Stock, $0.01 par value                    5,000,000
        -----------------------------                ----------------
                  Class                              Number of Shares

Transitional Small Business Disclosure Format:     Yes       No  X
                                                       ---      ---

                                Harvey Universal, Inc.
                               Condensed Balance Sheet

                                   August 31, 1996

                                     (Unaudited)

                                        ASSETS


Current assets:
  Cash and Cash Equivalents                                      $     30,531
  Trade accounts receivable, less allowance for
   doubtful accounts of $17,560                                        42,964
  Inventories                                                         326,150
  Prepaid expenses and other current assets                            27,772
                                                                 ------------

    Total current assets                                              427,417
                                                                 ------------

Property and equipment, at cost:
  Machinery and equipment                                             782,135
  Leasehold improvements                                              281,942
                                                                 ------------
                                                                    1,064,077
  Less accumulated depreciation and amortization                     (795,455)
                                                                 ------------

    Net property and equipment                                        268,622
                                                                 ------------

Other assets                                                           25,653

Total assets                                                     $    721,692
                                                                 ------------
                                                                 ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note Payable                                                   $    332,057
  Accounts payable                                                    191,641
  Accrued expenses                                                     60,738
                                                                 ------------

    Total current liabilities                                         584,436
                                                                 ------------

Long-Term Liabilities:
  Capital Lease Obligations                                            63,683
  Deferred Income                                                     483,333
                                                                 ------------

    Total long-term liabilities                                       547,016
                                                                 ------------

Total liabilities                                                   1,131,452
                                                                 ------------

Stockholders' equity:
  Common stock, $.01 par value.  Authorized
  15,000,000 shares; issued and outstanding
  5,000,000 shares                                                     50,000
  Additional paid-in capital                                       13,788,347
  Litigation Settlement                                                75,000
  Accumulated deficit                                             (14,323,107)
                                                                 ------------

    Net stockholders' equity                                     $   (409,760)
                                                                 ------------

    Total liabilities and equity                                      721,692
                                                                 ------------
                                                                 ------------

See accompanying notes to condensed financial statements.

                                Harvey Universal, Inc.
                          Condensed Statements of Operations

                                     (Unaudited)

                                                          Three months ended
                                                      ------------------------
                                                       8/31/95      8/31/96
                                                     -----------   ----------

Net sales                                            $   659,210       95,482
Cost of sales                                            326,030      105,307
                                                     -----------   ----------

    Gross profit                                         333,180       (9,825)

Operating expenses:
  Selling, general and administrative                  1,083,535      214,900
  Research and development                                67,100       16,662
                                                     -----------   ----------
    Total Operating Expenses                           1,150,635      231,562
                                                     -----------   ----------

    Loss from Operations                                (817,455)    (241,387)
                                                     -----------   ----------
Other income (expense):
  Interest income                                          8,464          408
  Interest expense                                        (3,642)      (6,467)
  Gain on disposal of assets                                   0          297
                                                     -----------   ----------
    Total Other Income(expense)                            4,822       (5,762)

    Loss before income tax expense                      (812,633)    (247,149)
Income tax expense                                           378            0
                                                     -----------   ----------
    Net loss                                         $  (813,011)    (247,149)
                                                     -----------   ----------
                                                     -----------   ----------

    Net loss per common share                        $      (.16)        (.04)
                                                     -----------   ----------
                                                     -----------   ----------

Common shares outstanding                              5,000,000    5,000,000
                                                     -----------   ----------
                                                     -----------   ----------

See accompanying notes to condensed financial statements.

                                Harvey Universal, Inc.
                          Condensed Statements of Operations

                                     (Unaudited)

                                                          Nine Months ended
                                                      ------------------------
                                                       8/31/95      8/31/96
                                                     -----------   ----------

Net sales                                            $ 1,013,913      640,371
Cost of sales                                            533,994      415,189
                                                     -----------   ----------

    Gross profit                                         479,919      225,182

Operating expenses:
  Selling, general and administrative                  2,760,564    1,135,608
  Research and development                               215,047       57,647
                                                     -----------   ----------
    Total Operating Expenses                           2,975,611    1,193,255
                                                     -----------   ----------

    Loss from Operations                              (2,495,692)    (968,073)
Other income (expense):
  Interest income                                         26,179          758
  Interest expense                                       (26,496)     (16,744)
  Loss on Disposal of Assets                               2,514        2,065
                                                     -----------   ----------
    Total Other Income(expense)                           (2,831)     (18,051)

    Loss before income tax expense                    (2,498,523)    (986,124)

Income tax expense                                           350          800
                                                     -----------   ----------
    Net loss                                         $(2,498,873)    (986,924)
                                                     -----------   ----------
                                                     -----------   ----------

    Net loss per common share                        $      (.49)        (.19)
                                                     -----------   ----------
                                                     -----------   ----------

Weighted average common shares outstanding             5,000,000    5,000,000
                                                     -----------   ----------
                                                     -----------   ----------

See accompanying notes to condensed financial statements.

                                Harvey Universal, Inc.
                          Condensed Statements of Cash Flows

                                     (Unaudited)


                                                          Nine Months ended
                                                      ------------------------
                                                       8/31/95      8/31/96
                                                     -----------   ----------

Cash flows from operating activities:
  Net loss                                           $(2,498,873)    (986,923)
                                                     -----------   ----------

  Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                         195,769      132,708

   (Increase) decrease in assets:
    Trade accounts receivable                           (351,295)      14,840
    Inventories                                          138,477      132,647
    Prepaids and other assets                              1,816       29,084
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses               (768,717)    (293,093)
    Deferred Revenue                                           0      483,333
    Other liabilities                                          0            0
                                                     -----------   ----------
      Total adjustments                                 (783,950)     499,519
                                                     -----------   ----------

      Net cash used by operating activities           (3,282,823)    (487,404)
                                                     -----------   ----------

Cash flows from investing activities - purchase of
  property and equipment                                 (12,334)     (18,625)
                                                     -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable                        $         0      332,057
  Issuance of Common Stock                             3,628,641            0
  Cap Lease Obligation                                   (31,593)      54,770
                                                     -----------   ----------

      Net cash provided by financing activities        3,597,048      386,827
                                                     -----------   ----------

      Net increase (decrease) in cash                    301,891     (119,202)

Cash at beginning of period                               12,436      149,733
                                                     -----------   ----------
Cash at end of period                                $   314,327       30,531
                                                     -----------   ----------
                                                     -----------   ----------


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                          $    26,496       16,744
   Income taxes                                              350          800
                                                     -----------   ----------
                                                     -----------   ----------

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

(4) SIGNIFICANT CUSTOMER

The Company entered into an Exclusive Distributorship Agreement and a Business Collaboration Agreement with Hogy Medical Co., Ltd. in July 1996 whereupon Harvey Universal received $500,000.00 from Hogy Medical. These are five-year Agreements, therefore the $500,000 has been recorded as deferred income and is allocated to sales monthly on a straight-line 60 month schedule, beginning July 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company develops, manufactures and markets environmentally safe biotechnology, cleaning, metal preparation and specialty products.

RESULTS OF OPERATIONS
The Company generated revenues of $95,482 and a net loss of $247,148 for the third quarter of fiscal 1996 versus revenues of $659,210 and a loss of $813,010 in the third quarter of 1995.


                                  Revenues by Market
                                       ($000's)

          Three Months Ended      Three Months Ended
            August 31, 1995          August 31, 1996

          ---------------------   --------------------

Retail        $  47       07%          $   5      05%
Industrial      109       16%             64      68%
Export          503       77%             26      27%
               -----      ----          -----     ----
Total         $ 659      100%          $  95     100%


          Nine Months Ended         Nine Months Ended
           August 31, 1995           August 31, 1996
          ---------------------    --------------------

Retail        $  172      16%          $   62     09%
Industrial       262      25%             156     24%
Export           580      59%             422     65%
               ------     ----          ------    ----
Total         $1,014     100%          $  640    100%


Sales declined from 3rd quarter 1995 to 3rd quarter 1996 due to corporate management restructuring in May/June/July, elimination of unproductive retail business, discontinuance of low-margin products, and schedule slippage of some planned international sales events.

Retail sales declined since the Company is no longer pursuing new domestic retail accounts. The Company is continuing to ship to certain existing retail accounts. There was a decrease in industrial sales due to lower promotional spending in that area.

The gross profit margin dropped to (10.3%) in 3nd quarter fiscal 1996 vs 50.5% in 3rd quarter fiscal 1995. This was due to elimination of unproductive inventory. The effect to Cost of Sales from elimination of unproductive inventory was $56,396, representing 53% of total Cost of Sales. Had these transactions not occurred, Gross Profit would have been $46,571 or 48%.

Selling, general and administrative expenses as well as research and development expenses decreased in the 3rd quarter 1996 compared to 3rd quarter 1995. This was due to further personnel cuts and other expense reductions. The Company currently has 11 employees versus 25 employees a year ago.

 PLAN OF OPERATION The Company's plan of operations for the next twelve months is to continue expansion of its export business in Asia, primarily to Japan, develop strategic marketing relationships with established companies and focus its domestic marketing efforts on the industrial markets. To further penetrate the industrial marketplace, the Company has made some significant changes in industrial marketing groups to obtain more aggressive representation. The Company still expects Japan and Asia to represent a significant portion of 1996 sales. The Company is attempting to expand distribution of hospital janitorial supplies, general janitorial supplies, car care products, personal sanitizer, hand protectant and cutting oil freshener in Japan. The Company is also seeking to expand sales of its cleaning products in Japan and Asia through Seiko Sangyo and other importer/distributors.

The Company is pursuing strategic relationships with other companies. The Company announced the completion of its first strategic alliance in February 1996. Dispense All, Inc. of Tulsa, Oklahoma will market Harvey's products with their condiment dispensing units as well as marketing Harvey's cleaners on an exclusive basis to food service distributors in the U.S. and Canada. The Company has received the first order from Dispense All, Inc. to launch the program.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1996 the Company had cash of $30,531 and working capital deficit of $232,019. Liquidity is further impaired as $326,150 of current assets are represented by inventories.

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

ITEM 1.  LEGAL PROCEEDINGS.   See disclosure in Form 10-KSB for the year ended
November 30, 1995.

ITEM 2.  CHANGES IN SECURITIES.  None

ITEM 3.  DEFAULTS UPON SECURITIES.   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION. Effective September 10, 1996, Mr. Larry Harvey resigned from the Board of Directors of Harvey Universal, Inc..

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  None


                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HARVEY UNIVERSAL, INC.


                             By:  /s/ Mikio Abe
                                  ------------------------
                                  Mikio Abe
                                  President,  and a duly authorized signatory


                             By:  /s/ Alan L.  Walsh
                                  ------------------------
                                  Alan L. Walsh
                                  Chief Financial Officer